Form 10-K405
period 1995-10-01
ALLEN TEST CORP
filed 1995-12-18
CIK 828912

********************************************

		SPECIMEN - NOT AN OFFICIAL FILING

	********************************************


	The new text follows in redlining:



			       THE CORPORATION



     Allen Test Corporation is a Delaware Corporation, formed in 1952 as successor to Electric Boat Company, which was organized in 1899. Its principal executive offices are located at Pierre Laclede Center, St. Louis, Missouri

63105 (telephone number 314/889-8200).



     Through its divisions and subsidiaries, Allen Test is engaged in the engineering, development and manufacture of various products for the

United States Government and, to a lesser extent, foreign governments. These products include military aircraft, missiles, gun systems, space systems,

tanks, submarines and electronics. In addition, Allen Test is engaged in a number of commercial businesses, among which are the design, engineering and manufacture of general aviation aircraft, the mining of coal, the production and distribution of lime, limestone, sand and gravel, ready-mix concrete,

concrete pipe and other building products, the production of commercial aircraft subassemblies, and the design, engineering and manufacture of commercial space launch vehicles and services.